Form 10-Q
period 2008-10-31
SK Shasta Acquisition Corp. 4
filed 2009-01-23
CIK 1439240

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53458

SK SHASTA AQCUISITION CORP. 4
(Exact name of registrant as specified in its charter)

Delaware	75-326884
(State or other jurisdiction	(I.R.S. Employer Identification Number)
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

The results for the period ended October 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-Q filed with the Securities and Exchange Commission for the period ended July 31, 2008.

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SK Shasta Acquisition Corp. 4
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of SK Shasta Acquisition Corp. 4 as of October 31, 2008, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six month periods ended October 31, 2008 and from inception on May 2, 2008 through October 31, 2008.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of SK Shasta Acquisition Corp. 4 as of June 30, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the period then ended (not presented herein); and in our report dated August 20, 2008, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of October 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

Thomas J Harris, CPA
January 19, 2009

SK Shasta Acquisition Corp. 4
A Development Stage Company
Consolidated Balance Sheets
As at October 31, 2008
(Stated in United States Dollars)

October 31
2008
$
ASSETS
Current Assets
Cash	-0-
Total Current Assets	-0-
Long term Assets
Organizational costs, net of amortization	20,318
Total Assets	20,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	20,177
Total current liabilities	20,177

Total Liabilities	20,177

STOCK HOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000
Accumulated deficit in the exploration state (May 2, 2008 to October 31, 2008)	(2,859)
Total stockholders’ equity	141
Total liabilities and stockholders’ equity	20,318

See notes to financial statements

SK Shasta Acquisition Corp.  4
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to October 31, 2008
(Stated in United States Dollars)

	For the three months ended October 31	For the six months ended October 31	From inception May 2, 2008 through
			October 31
	2008	2008	2008
	$	$

REVENUE	-0-	-0-	-0-

Expenses

Office, postage and filing fees	602	602	602
Amortization of organizational costs	1,128	2,257	2,257

Loss for the period	(1,730)	(2,859)	(2,859)

Other Revenues and Expenses

Loss for the period	(1,730)	(2,859)	(2,859)

Deficit – beginning of the period	(1,129)	-0-	-0-

Deficit – end of period	(2,859)	(2,859)	(2,859)

Loss per shares – basic and diluted	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 4
Consolidated Statement of Cash Flows
From May 2, 2008 to October 31, 2008
(Stated in United States Dollars)

	Three Months Ending October 31	Six Months Ending October 31	From inception May 2, 2008 through October 31,
	2008	2008	2008
	$	$	$
Cash flows from operating activities

Loss for the period	(1,750)	(2,859)	(2,859)
Non cash expense-amortization	1,128	2,257	2,257

Changes in:

Accounts payable and accrued liabilities	622	20,177	20,177
Net cash used in operating activities	-0-	(19,575)	(19,575)

Cash flows from investing activities

Organizational costs	-0-	22,575	22,575
Cash used in investing activities	-0-	22,575	22,575

Cash flows from financing activities

Share capital issued	-0-	3,000	3,000

Net cash received from financing activities	-0-	3,000	3,000

Net increase in cash	-0-	-0-
Cash – beginning of period	-0-	-0-
Cash – end of period	-0-	-0-

See notes to financial statements

 SK Shasta Acquisition Corp. 4
A Developmental Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on May 2, 2008 to October 31, 2008
(Stated in United States Dollars)

	Common Stock		Accumulated Deficit During Development	Total Equity
	Shares	Amount	Stage	(Deficit)
		$	$	$

Balance at inception May 2, 2008	-	-	-	-

Common shares issued for cash	30,000,000	3,000	-	3,000

Cumulative Net (Loss)	-	-	(2,859)	(2,859)
Balance, October 31, 2008	30,000,000	3,000	(2,859)	141

See notes to financial statements

SK Shasta Acquisition Corp. 4
Notes to Financial Statements
October 31, 2008
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,859 for the period from May 2, 2008 (inception) to October 31, 2008 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SK Shasta Acquisition Corp. 4
Notes to Financial Statements
October 31, 2008
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

As at October 31, 2008, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 4
Notes to Financial Statements
October 31, 2008
 (Stated in United States Dollars)

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.001 par value

	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

Balance – October 31, 2008	30,000,000	$3,000

4.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2008
$
Net loss for the year	(2,859)
Total income taxes	-

The Company has non-capital losses of approximately $2,859, which are available to reduce future taxable income in the United Sates and which expire in 2023. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date

2008	$2,859	2023
Total income tax operating loss carry forward	$2,859

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to October 31, 2008

•	None

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

Liquidity and Capital Resources

As of October 31, 2008, the Company had long term assets equal to $20,318 comprised of organizational costs, net of amortization.  The Company’s current liabilities as of October 31, 2008 totaled $20,177, comprised exclusively of accounts payable and accrued liabilities.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three and six months ended October 31, 2008 and for the cumulative period from May 2, 2008 (Inception) to October 31, 2008:

	Three Months Ended October 31, 2008	Six Months Ended October 31, 2008	For the Cumulative Period from May 2, 2008 to October 31, 2008
Net Cash (Used in) Operating Activities	$-	$(19,575)	$(19,575)
Net Cash (Used in) Investing Activities	$-	$22,575	$22,575
Net Cash Provided by Financing Activities	$-	$3,000	$3,000
Net Increase in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to October 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended October 31, 2008 the company had a net loss of $1,730 and $2,859 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in October of 2008.

For the period from May 2, 2008 (Inception) to October 31, 2008, the Company had a net loss of $2,859 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in October of 2008.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of October 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October , 2008 that have materially affected or are reasonably likely to materially affect our internal controls. The quarterly report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting entities.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)   Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 2, 2008.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended October 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended October 31, 2008.

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